Form 10-K/A
period 2003-03-31
HONDA AUTO RECEIVABLES 2003-1 OWNER TRUST
filed 2003-10-03
CIK 1220347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                   -----------

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

                       Commission file number 333-71022-05


                    HONDA AUTO RECEIVABLES 2003-1 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


=========================================================================

                  DELAWARE                           75-6672707
=========================================================================

      (State or other jurisdiction of             (I.R.S Employer
               incorporation)                   Identification No.)
=========================================================================
            700 VAN NESS AVENUE
               TORRANCE, CA                                90501
==========================================================================
  (Address of principal executive offices)               (Zip Code)
==========================================================================

       Registrant's telephone number, including area code: (310) 781-6131

           Securities registered pursuant to Section 12(b) of the Act:

==========================================================================
      Title of each class                 Name of each exchange
                                           on which registered
==========================================================================
              NONE                                NONE
==========================================================================

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


Item 1.    Business


   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2003-1 Owner Trust as of March 31, 2003 :


1. Delinquent Contracts:

                                                                   CONTRACTS                  AMOUNT ($000'S)
                                                                   ---------                  ---------------
a. 31 - 60 Days Delinquent                                             1,224                           17,500
b. 61 - 90 Days Delinquent                                                 4                               51
c. 91 Days or More Delinquent                                              1                               13

2. Delinquent Ratio:

                                                                                              AMOUNT ($000'S)
                                                                                              ---------------
a. Delinquent Balance                                                                                  17,563
b. Total Pool Balance                                                                               1,486,599
c. Delinquency Ratio                                                                                    1.18%

3. Aggregate Net Losses:

                                                                                              AMOUNT ($000'S)
                                                                                              ---------------
a. Cumulative Net Losses                                                                                   18
b. Original Portfolio                                                                               1,577,278
c. Aggregate Loss Ratio                                                                                 0.00%

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          N/A


Item 13.  Certain Relationships and Related Transactions
          N/A


PART IV


Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K.


(a) Exhibits


The exhibits listed on the accompanying Exhibit Index are filed as part of this report.


(b) Reports


FORM 8K       REPORTS                                       DATE
              -------                                       ----
              The month of Apr. 2002                        (May. 20, 2002)
              The month of Feb. 2003                        (Mar.18, 2003)
              The month of Mar. 2003                        (Apr.18, 2003)




SIGNATURES
----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  CERTIFICATION


I, John I. Weisickle, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Honda Auto Receivables 2003-1 Owner Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement;

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: September 30, 2003



/s/ John I. Weisickle
--------------------------------------
John I. Weisickle
Vice President, Assistant Secretary of
American Honda Finance Corporation as Servicer

                                  EXHIBIT INDEX



EXHIBIT NUMBER       DESCRIPTION                              METHOD OF FILING
--------------       -----------                              ----------------

99(a)                Independent Accountants' Report          Filed herewith.

99(b)                Annual Statement                         Filed herewith.