Form 10-K/A
period 2003-03-31
HONDA AUTO RECEIVABLES 2003-1 OWNER TRUST
filed 2004-02-19
CIK 1220347

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

          The Trust has issued four classes of notes and class of certificates ("Class A-1 Notes 1.30%", "Class A-2 Notes 1.46%", "Class A-3 Notes 1.92% ", "Class A-4 Notes 2.48%". The notes are backed by a pledge of the trust's assets. Interest and principal collections from trust assets will be divided among the various classes of securities in specified proportions.

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


(a) Exhibits (1)


The exhibits listed on the accompanying Exhibit Index are filed as part of this report.


(b) Reports


FORM 8K       REPORTS                                       DATE
              -------                                       ----
              The month of Apr. 2002                        (May. 20, 2002)
              The month of Feb. 2003                        (Mar.18, 2003)
              The month of Mar. 2003                        (Apr.18, 2003)


(1) The material noncompliance relating to insurance requirements noted in the third paragraph of the Independent Accountants' Report, attached as
       Exhibit 99(a) hereto, relates to the applicable USAP servicing standards requirement that a servicer have in place an errors and omissions policy. American Honda Finance Corporation, as the servicer, has agreed to obtain, and is in the process of obtaining, an acceptable errors and omissions policy.

SIGNATURES
----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ John I. Weisickle
                                          ----------------------------
                                          Name:  John I. Weisickle
                                          Title: Treasurer



February 19, 2004

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

3. Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the related sale and servicing agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the related sale and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar procedure as set forth in the sale and servicing agreement, that is included in these reports.

Date: February 19, 2004



/s/ John I. Weisickle
--------------------------------------
John I. Weisickle
Treasurer of
American Honda Receivables Corp.,
as depositor of
Honda Auto Receivables 2003-1 Owner Trust

                                  EXHIBIT INDEX



EXHIBIT NUMBER       DESCRIPTION                              METHOD OF FILING
--------------       -----------                              ----------------

99(a)                Independent Accountants' Report          Filed herewith.

99(b)                Annual Statement                         Filed herewith.